Form 10-K
period 1998-12-31
CALLABLE ZERO COUPON TRUST CERT SERIES 1997 TVA 1
filed 2000-07-17
CIK 1059486

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Fiscal Year Ended:                                Commission file number:
  December 31, 1998                                        033-73438-08


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
                                               -     -

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by refer-
ence in Part III of this Form 10-K or any amendment to this Form 10-K. X.
                                                                       -

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1998: Not Applicable.

          Number of shares of common stock outstanding as of December 31, 1998: Not Applicable.

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

Date: July 13, 2000



                                              THE BANK OF NEW YORK AS
                                              TRUSTEE, FOR CALLABLE ZERO
                                              COUPON TRUST CERTIFICATES
                                              SERIES 1997-TVA-1 TRUST



                                              By:/s/ Enrico D. Reyes
                                                 -------------------
                                                 Enrico D. Reyes
                                                 Vice President