Form 10-K
period 1999-12-31
CALLABLE ZERO COUPON TRUST CERT SERIES 1997 TVA 1
filed 2000-07-17
CIK 1059486

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                  Commission file number:
  December 31, 1999                                          033-73438-08


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

          Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1999: Not Applicable.

          Number of shares of common stock outstanding as of December 31, 1999: Not Applicable.

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